Form 10-K
period 2017-12-31
Huntington Auto Trust 2015-1
filed 2018-03-15
CIK 1643508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Not applicable to this registrant.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.
Registrant has not been involved in bankruptcy proceedings during the past five years.
Registrant is not a corporate requirement.
Documents Incorporated by Reference. None.

Huntington Auto Trust 2015-1
INDEX

Part I.
Item 1.	Business *

Item 1A.	Risk Factors *

Item 1B.	Unresolved Staff Comments	4

Item 2.	Properties *

Item 3.	Legal Proceedings *

Item 4.	Mine Safety Disclosures	4

Part II.
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities *

Item 6.	Selected Financial Data *

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations *

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk *

Item 8.	Financial Statements and Supplementary Data *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure *

Item 9A.	Controls and Procedures *

Item 9B.	Other Information	5

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance *

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *

Item 13.	Certain Relationships and Related Transactions, and Director Independence *

Item 14.	Principal Accountant Fees and Services *

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	6

Item 16.	Form 10-K Summary	8

Signature

* Item is omitted in accordance with General Instruction J to Form 10-K.

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
On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.
On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.
There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Owner Trustee under the Amended & Restated Trust Agreement for this ABS transaction.
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of The Huntington National Bank (the “Servicer”) and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. As such, each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended
December 31, 2017, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing
Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Report on Assessment for the Servicer has identified certain material instances of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i)-reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, reports to investors provided information that was not calculated and disclosed in accordance with the terms specified in the transaction agreements.

The instances of noncompliance relate to two separate matters:

(1) Under the transaction agreements, reports to investors are required to disclose the note factor calculated as of the beginning of the period. In certain reports, the note factor was calculated as of the end of the period and in all reports the line item including the note factor was titled as “Ending Period Note Factor” rather than “Beginning Period Note Factor.” To address this issue and the related instances of noncompliance the Servicer has updated the form of report to investors, beginning with the report for the February 2018 collection period, to correctly calculate the note factor as of the beginning of the period in all instances and to update the title of the line item including the note factor to “Beginning Period Note Factor.” The only material instance of noncompliance related to the asset-backed securities covered in this Form 10-K and issued by the Issuing Entity arose out of the incorrect line item title for the reporting of the note factor. The Servicer believes that no material impact resulted from the material instance of noncompliance because although the line item on reports to investors was titled “Ending Period Note Factor” the note factor was correctly calculated as of the beginning of the period and there was no material adverse effect on security holders or the amount or timing of payments to security holders.

(2) Under the transaction agreements for the Huntington Auto Trust 2016-1 transaction, reports to investors are required to disclose the delinquency trigger set forth in the transaction agreements. The related reports to investors did not disclose such item. To address this issue and the related instances of noncompliance the Servicer has updated the form of report to investors, beginning with the report for the February 2018 collection period, to report such item. This material instance of noncompliance does not relate to the asset-backed securities covered in this Form 10-K and issued by the Issuing Entity.

Neither the Report on Assessment nor the related Attestation Report for the Indenture Trustee has identified any material instances of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to the Indenture Trustee.
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
(a)(1) and (a)(2) Not applicable.
(a)(3) and (b) Exhibit Index.

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
(c) Not applicable.

Item 16. Form 10-K Summary
Not applicable.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Auto Trust 2015-1
(Issuing Entity)

By:	The Huntington National Bank
(Servicer, not in its individual capacity but solely as Servicer on behalf of the Issuing Entity)

By:	/s/ Kim Taylor
Name:	Kim Taylor
Title:	Senior Vice President, Auto Finance CFO

Date:	March 15, 2018